Form 10QSB
period 2000-06-30
PEPPER CAPITAL CORP
filed 2000-08-14
CIK 1100192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

          [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 2000

          OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                       To

                         Commission file number 0-29409


                              PEPPER CAPITAL, CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     13-4078912
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                   39 BROADWAY, SUITE 2250, NEW YORK, NY 10006
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

                                  212/425-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                       Outstanding at June 30, 2000

     Common Stock, par value $0.0001                   5,000,000

================================================================================

ITEM 1. FINANCIAL STATEMENTS


                             PEPPER CAPITAL, CORP.

                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      FOR THE PERIOD ENDED JUNE 30, 2000

                             PEPPER CAPITAL, CORP.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000



                                    CONTENTS




                                                                          Page
                                                                          ----

Accountants' Review Report                                                  1.

Financial Statements:

                  Balance Sheet                                             2.

                  Statement of Income and Accumulated Deficit               3.

                  Statement of Changes in Stockholders' Equity              4.

                  Statement of Cash Flows                                   5.

                  Notes to Financial Statements                             6.



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

ELI COHEN, CPA
DAVID KAMENY, CPA

-------------------



                           ACCOUNTANTS' REVIEW REPORT

TO THE BOARD OF DIRECTORS
PEPPER CAPITAL, CORP.

We have reviewed the accompanying balance sheet of Pepper Capital, Corp. (a Delaware corporation) as of June 30, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to June 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pepper Capital, Corp.

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


                                                  COHEN & KAMENY CPA'S PLLC


Riverdale, New York
August 8, 2000

                             PEPPER CAPITAL, CORP.
                         (A Development Stage Company)
                        BALANCE SHEET AS OF JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS:

                Cash                                                $       641.

TOTAL CURRENT ASSETS:                                                       641.
                                                                    ------------

TOTAL ASSETS                                                        $       641.
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

                                                                    $        --

                                                                    ------------
TOTAL LIABILITIES:                                                           --
                                                                    ------------


STOCKHOLDERS' EQUITY:

                Common stock, $.0001 par value,
                   10,000,000 shares authorized,
                   5,000,000 issued and outstanding                         500.
                Additional paid in capital                                  225.
                Accumulated deficit                                        (84).

                                                                    ------------
TOTAL STOCKHOLDERS' EQUITY:                                                 641.
                                                                    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       641.
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

                                                                          Page 2
                            COHEN & KAMENY CPA'S PLLC

                             PEPPER CAPITAL, CORP.
                         (A Development Stage Company)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000



NET SALES                                                           $        --


COST OF SALES                                                                --


GROSS PROFIT                                                                 --
                                                                    ------------


OPERATING EXPENSES                                                           84.


(LOSS) FROM OPERATIONS                                                     (84).
                                                                    ------------


NET (LOSS)                                                                 (84).
                                                                    ------------


ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                    --


ACCUMULATED DEFICIT - END OF PERIOD                                 $      (84).
                                                                    ============

BASIC NET (LOSS) PER SHARE:                                         $(0.0000168)
                                                                    ============

FULLY DILUTED NET (LOSS) PER SHARE:                                 $(0.0000146)
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 3
                            COHEN & KAMENY CPA'S PLLC

                             PEPPER CAPITAL, CORP.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000



                                                       Additional
                                              Common     Paid-in     Accumulated
                                               Stock     Capital       Deficit
                                              ----------------------------------

Balances at inception - September 8, 1999       --         --             --

Common stock issued                            475.        --             --

Stock options exercised                         25.       225.            --

Net (loss)                                      --         --            (84).

                                              ----------------------------------
Balances at June 30, 2000                       500.      225.           (84).
                                              ==================================


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                            COHEN & KAMENY CPA'S PLLC

                             PEPPER CAPITAL, CORP.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000






CASH FLOWS FROM OPERATING ACTIVITIES:

           Operating expenses                                              (84).

                                                                    ------------
NET CASH (USED) BY OPERATING ACTIVITIES                                    (84).
                                                                    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                            --

                                                                    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   --
                                                                    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

           Capital contributed upon execution
             of stock option agreements                                     250.
           Capital contributed upon completion
             of common stock subscription agreements                        475.

                                                                    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   725.
                                                                    ------------


NET INCREASE IN CASH & CASH EQUIVALENTS                             $       641.

           Cash - at beginning of period                                   --

CASH & CASH EQUIVALENTS - AT END OF PERIOD                          $       641.
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                            COHEN & KAMENY CPA'S PLLC

                              PEPPER CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000


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

NOTE 3  - COMMON STOCK:

                  As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $ .0001 par value common stock. Subsequent to its formation the Company entered into subscription agreement authorizing the issuance of 4,750,000 shares of it's $ .0001 par value common stock. The subscription agreement was completed on January 25, 2000 when payment for the shares was received by the Company. On November 29, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of June 30, 2000 all of the stock options granted were exercised.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits Exhibit 4

        -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-29409) filed on June 12, 2000 which is incorporated herein by reference.

        -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-29409) filed on June 12, 2000 which is incorporated herein by reference.

        (b) Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PEPPER CAPITAL, CORP.

                                               By: /s/ MARK ELENOWITZ
                                                   -----------------------
                                                       Mark Elenowitz, CEO

Dated:  August 11, 2000